Form 10-K405
period 1998-12-31
IMC HOME EQUITY LOAN TRUST 1998 5
filed 1999-03-31
CIK 1070636

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
(Mark One)

[X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from _______ to _______.

                       Commission File Number 333-48429-03

                        IMC HOME EQUITY LOAN TRUST 1998-5
             (Exact name of registrant as specified in its charter)

                 New York                           13-4024896
---------------------------------------      ------------------------
     (State of other jurisdiction of            (I.R.S. Employer
      Incorporation or organization)            Identification No.)

c/o The Chase Manhattan Bank
Structured Finance Services
450 West 33rd Street, New York, NY                     10001-2697
---------------------------------------           ----------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (813) 984-8801 Securities registered pursuant to Section 12(b) of the Act:

Title of each class Name of each exchange on which registered:

      None                                            None
-------------------                 -------------------------------------------

                                      None
-------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X No   .
                                             ---  ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (s 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

         State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:
                                                  Not Applicable
Documents Incorporated by Reference:
                                                  Not Applicable

                                         IMC HOME EQUITY LOAN TRUST 1998-5
                                                       INDEX

                                                                                Page
PART I .......................................................................   3

         ITEM 1  - BUSINESS ..................................................   3
         ITEM 2  - PROPERTIES ................................................   3
         ITEM 3  - LEGAL PROCEEDINGS  ........................................   3
         ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS ...................................................   3

PART II ......................................................................   3

         ITEM 5  -  MARKET FOR REGISTRANT'S COMMON STOCK AND
                    RELATED STOCKHOLDER MATTERS ..............................   3
         ITEM 6  -  SELECTED FINANCIAL DATA ..................................   3
         ITEM 7  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS ............   4
         ITEM 7A -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK ..............................................   4
         ITEM 8  -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..............   4
         ITEM 9  -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE  ..................   4

PART III .....................................................................   4

         ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                    REGISTRANT ...............................................   4
         ITEM 11 -  EXECUTIVE COMPENSATION ...................................   4
         ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT ....................................   4
         ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED
                    TRANSACTIONS .............................................   8

PART IV ......................................................................   8

         ITEM 14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                    REPORTS ON FORM 8-K ......................................   8

SIGNATURES    ................................................................   9
INDEX TO EXHIBITS ............................................................  10

                                     PART I
ITEM 1 - BUSINESS

         Not Applicable

ITEM 2 - PROPERTIES

         Not Applicable

ITEM 3 - LEGAL PROCEEDINGS

         The Depositor is not aware of any material pending legal proceedings involving either the IMC Home Equity Loan Trust 1998-5 (the "Trust"), established pursuant to the Pooling and Servicing Agreement (the "Agreement") dated September 1, 1998, among The Chase Manhattan Bank, as trustee (the "Trustee"), IMC Securities, Inc., as depositor (the "Depositor") and IMC Mortgage Company, as servicer (the "Servicer"); the Trustee; the Depositor; or the Servicer which relates to the Trust.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

         To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

         All of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A- 4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7IO Certificates, Class M-1 Certificates, Class M-2 Certificates and Class B Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained by the Trust from DTC, as of February 22, 1999, there were 4 holders of the Class A-1 Certificates, 1 holder of the Class A-2 Certificates, 6 holders of the Class A-3 Certificates, 3 holders of the Class A-4 Certificates, 3 holders of the Class A-5 Certificates, 3 holders of the Class A-6 Certificates, 1 holder of the Class A-7IO Certificates, 3 holders of the Class M-1 Certificates, 5 holders of the Class M-2 Certificates and 1 holder of the Class B Certificates.


ITEM 6 - SELECTED FINANCIAL DATA

         Not Applicable

ITEM 7   -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         Not Applicable


ITEM 7A   - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

         Not Applicable


ITEM 8   -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit 99.3 hereto, the gross servicing compensation paid to the Servicer for the year ended December 31, 1998 was $672,788.99.

ITEM 9   -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements on accounting or financial disclosures between IMC Mortgage Company ("IMC") and its accountants.

On February 16, 1999 IMC appointed Grant Thornton L.L.P. as the independent accounting firm and dismissed Pricewaterhouse Coopers L.L.P.

         IMC's decision was made after discussions with and in accordance with directions by the Securities and Exchange Commission. See IMC's Form 8-K dated as of February 16, 1999 for more details.

                                    PART III

ITEM 10  -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not Applicable

ITEM 11  - EXECUTIVE COMPENSATION

         Not Applicable

ITEM 12  - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The following table sets forth (I) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Class A,M and B Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Class A Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

DTC Participant Number
(Name and Address below)         Principal Amount              % of Class
-----------------------          ----------------              ----------
Class A-1
903                               $19,000,000                     10.8%
902                               $95,000,000                     54.2%
652                               $12,000,000                      6.8%
997                               $49,301,000                    28.12%


Class A-2
903                               $63,966,000                    100.0%


Class A-3
 901                              $54,000,000                     69.9%
 954                              $ 4,767,000                      6.2%
2827                              $ 6,000,000                      7.8%
2914                              $10,000,000                     12.9%


Class A-4
2438                              $ 5,800,000                     10.6%
 997                              $47,546,000                     87.2%

Class A-5
780                               $ 2,750,000                     11.5%
997                               $20,920,000                     87.5%

Class A-6
903                               $ 4,000,000                     11.4%
954                               $21,000,000                     60.0%
997                               $10,000,000                     28.6%

Class A-7
245                               $35,000,000                    100.0%

Class M-1
902                               $12,000,000                     38.4%
908                               $17,250,000                     55.2%
2116                              $ 2,000,000                      6.4%

Class M-2
2255                              $ 1,000,000                      5.3%
 902                              $ 5,000,000                     26.7%
 908                              $ 6,750,000                     36.0%
 913                              $ 1,000,000                      5.3%
 997                              $ 5,000,000                     26.7%


Class B
2669                              $20,000,000                    100.0%

DTC Participant Number              Name and Address
----------------------              ----------------
50                                  Morgan Stanley & Co. Incorporated
                                    One Pierrepont Plaza, 7th Floor
                                    Brooklyn, NY  11201

245                                 DB Clearing Services (Deutsche Morgan Grenfell)
                                    175 Water Street
                                    New York, NY 10038

352                                 Bear Stearns Securities Corp.
                                    One Metrotech Center North, 4th Floor
                                    Brooklyn, NY 11201-3862

652                                 PWI CMO Account
                                    1000 Harbor Blvd., 8th Floor
                                    Weehawken, NJ  07087

725                                 Raymond, James & Associates, Inc.
                                    880 Carillon Parkway
                                    St. Petersburg, FL 33733

780                                 Morgan, Keegan & Company, Inc.
                                    50 North Front Street
                                    Memphis, TN 38103

901                                 Bank of New York
                                    925 Patterson Plank Rd.
                                    Secaucus, NJ 07094

902                                 Chase Manhattan Bank
                                    Trim Supervisor 13th Floor
                                    4 New York Plaza
                                    New York, NY 10004
903                                 Bankers Trust Company

                                    c/o BT Services Tennessee, Inc.
                                    648 Grassmere Park Drive
                                    Nashville, TN 37211

908                                 Citibank, N.A.
                                    P.O. Box 30576
                                    Tampa, FL 33630-3576

913                                 Fleet Bank of Massachusetts, N.A.
                                    Fleet Services Corp
                                    2nd Floor NYROTO2B
                                    Rochester, NY 14638

954                                 Boston Safe Deposit & Trust Co.
                                    c/o Mellon Bank N.A.
                                    Three Mellon Bank Center,Room 153-3015
                                    Pittsburgh, PA 15259

997                                 SSB-Custodian
                                    Global Corp Action Dept JAB5W
                                    P.P. Box 1631
                                    Boston, MA 02105-1631

2027                                Norwest Bank Minnesota, NA
                                    733 Marquette Avenue
                                    Minneapolis, MN  55479-0056

2116                                Fifth Third Bank (The)
                                    Dept. 00850 - Proxy
                                    38 Fountain Square Plaza
                                    Cincinnati, OH 45263

2145                                Union Bank Of California, N.A.
                                    P.O Box 109
                                    San Diego, CA  92112-4103

2173                                The Bank of New York/CDC Spreadbook
                                    One Wall Street
                                    New York, NY 10286

2234                                U.S. Bank National Association/Safekeeping
                                    First Trust Center SPFT 0913
                                    180 East Fifth Street, 9th Floor
                                    St. Paul, MN 55101

2255                                Bank One Trust Company, N.A.
                                    235 W. Schrock Road
                                    Brooksedge Village
                                    Westerville, OH 43081

2376                                Wachovia Bank/Safekeeping
                                    301 N. Main Street, NC 31058
                                    Winston-Salem, NC 27150

2438                                The Bank of New York/Western Trust Company
                                    One Wall Street
                                    New York, NY  10286

2669                                Northern Trust Company
                                    801 S. Canal C-In
                                    Chicago, IL 60607

2827                                Investors Fiduciary Trust Company/SSB
                                    Global Corp Action Dept JAB5W
                                    P.O. Box 1631
                                    Boston, MA  02105-1631

2834                                PNC Bank, N.A./Pittsburgh
                                    One PNC Plaza, 9th Floor, 249 5th Avenue
                                    Pittsburgh, PA 15222-7707

2839                                U.S. Bank National Association
                                    MPFP 1603 Proxy Unit
                                    601 Second Avenue South
                                    Minneapolis, MN 55402

2849                                Chase Manhattan Bank Trust Co. of California
                                    4 New York Plaza
                                    Proxy Department 13th Floor
                                    New York, NY 11201

2914                                Provident Bank (THE)
                                    One East Fourth Street
                                    Mail Stop 666D
                                    Cincinnati, OH 45202

5198                                Merrill Lynch, Pierce Fenner & Smith Safekeeping
                                    4 Corporate Place
                                    Corporate Park 287
                                    Piscataway, NJ 08855

ITEM 13  - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         [None]
                                     Part IV

ITEM 14  - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

(a)      The following documents are filed as part of this report:

         1.       Financial Statements:

                  Not applicable.

         2.       Financial Statement Schedules:

                  Not applicable.

         3.       Exhibits:

                    EXHIBIT NO.                  DESCRIPTION
                    -----------                  -----------
                           99.1        Statement of Compliance of the Servicer.


                           99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations.


                           99.3        Annual compilation of Monthly Trustee's
                                       Statement.


(b)      Reports on Form 8-K

4 reports on Form 8-K have been filed by the issuer during the period covered by this report.

DATE OF REPORTS ON FORM 8-K              ITEMS REPORTED/FINANCIAL
                                            STATEMENTS FILED
October 20, 1998                 Trustee's Monthly Report for the September
                                 Monthly Period.

November 20, 1998                Trustee's Monthly Report for the October
                                 Monthly Period

December 21, 1998                Trustee's Monthly Report for the November
                                 Monthly Period

January 20, 1999                 Trustee's Monthly Report for the December
                                 Monthly Period

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         By:      IMC Securities, Inc.,
                         As Depositor


                                  By: /s/ Thomas G. Middleton
                                      --------------------------------------
                                  Name: Thomas G. Middleton
                                  Title: President, Chief Operating Officer,
                                         Assistant Secretary and Director


                                  By: /s/ Stuart D. Marvin
                                      ----------------------------
                                  Name: Stuart D. Marvin
                                  Title:   Chief Financial Officer


Date: March 19, 1999

                                INDEX TO EXHIBITS
                                -----------------
                                   Item 14(C)



                    EXHIBIT NO.                    DESCRIPTION
                    -----------                    -----------
                       99.1           Statement of Compliance of the Servicer.


                       99.2           Annual Report of
                                      Independent Accountants
                                      with respect to the
                                      Servicer's overall
                                      servicing operations.


                       99.3           Annual compilation of Monthly Trustee's
                                      Statement.